Form 10-K
FFMLT Trust 2006-FF4
filed 2007-04-02
CIK 1353977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-127620-23

                              FFMLT Trust 2006-FF4
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                             Pooling Tier REMIC 1 32-0172782
                                              Pooling Tier REMIC 2 35-2269882
                                                  Lower-Tier REMIC 36-4587496
                                                  Upper-Tier REMIC 37-1522676
                                                     Class X Remic 38-3735256
                    Delaware                         Grantor Trust 61-6322801
           (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
          of issuing entity)                             of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                   PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

        National City Home Loan Services, Inc. has complied, in all material respects, with the applicable servicing criteria as of and for the period ended December 31, 2006, except for 1122(d)(1)(i) pertaining to policies and procedures to monitor any performance or other triggers in accordance with the transaction agreements although daily delinquency and static pool reports exist but were not utilized to calculated the triggers, 1122(d)(4)(x)A where 5 of 60 escrow accounts sampled were not analyzed within a 12 month period, but where 4 accounts were analyzed within 1 week after said deadline; and for 1122(d)(4)(x)C, 2 of 60 escrow accounts sampled, where escrow funds were not returned within 30 days after payoff, but were returned within 34 and 67 days, respectively, after payoff.

        First American Real Estate Solutions of Texas, L.P. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, First American Real Estate Solutions of Texas, L.P. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.1

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

         Exhibit 4.1 Pooling and Servicing Agreement, dated as of March 1, 2006, by and among GS Mortgage Securities Corp., as depositor, National City Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 10.1 Assignment, Assumption and Recognition Agreement, dated as of March 30, 2006, by and between GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and First Franklin Financial Corporation (Filed as Exhibit 10.1 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 10.2 Flow Mortgage Loan Purchase and Warranties Agreement, dated as of February 27, 2004, by and between First Franklin Financial Corporation and Goldman Sachs Mortgage Company, as amended by Amendment No. 1 to the Purchase Agreement, dated November 29, 2004, and Amendment No. 2 to the Purchase Agreement, dated January 20, 2006, by and between First Franklin Financial Corporation and Goldman Sachs Mortgage Company
        (Filed as Exhibit 10.2 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 10.3 ISDA Master Agreement, dated as of March 30, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.3 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 10.4 Schedule to the Master Agreement, dated as of March 30, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.4 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 10.5 Confirmation, dated as of March 2, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.5 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

         Exhibit 31 Section 302 Certification.

         Exhibit 33.1 National City Home Loan Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.2 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End
         December 31, 2006.

         Exhibit 33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for National City Home Loan Services, Inc.'s Report (Exhibit 33.1)for Year End December 31, 2006.

         Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.2) for Year End December 31, 2006.

         Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

         Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.4) for Year End December 31, 2006.

         Exhibit 35.1 National City Home Loan Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.








                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: March 30, 2007







     EXHIBIT INDEX

     Exhibit Document

       4.1 Pooling and Servicing Agreement, dated as of March 1, 2006, by and among GS Mortgage Securities Corp., as depositor, National City Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to Form 8-K on
           April 14, 2006, and incorporated by reference herein.)

      10.1 Assignment, Assumption and Recognition Agreement, dated as of March 30, 2006, by and between GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and First Franklin Financial Corporation (Filed as
           Exhibit 10.1 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

      10.2 Flow Mortgage Loan Purchase and Warranties Agreement, dated as of February 27, 2004, by and between First Franklin Financial Corporation and Goldman Sachs Mortgage Company, as amended by Amendment No. 1 to the Purchase Agreement, dated November 29, 2004, and Amendment No. 2 to the Purchase Agreement, dated January 20, 2006, by and between First Franklin Financial Corporation and Goldman Sachs Mortgage Company (Filed as Exhibit 10.2 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

      10.3 ISDA Master Agreement, dated as of March 30, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee
          (Filed as Exhibit 10.3 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

      10.4 Schedule to the Master Agreement, dated as of March 30, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.4 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

      10.5 Confirmation, dated as of March 2, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.5 to Form 8-K on April 14, 2006, and incorporated by reference herein.)

      31   Section 302 Certification.

      33.1 National City Home Loan Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 First American Real Estate Solutions of Texas, L.P.'s
           Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with
           Servicing Criteria for National City Home Loan Services, Inc.'s Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with
           Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.2) for Year End
           December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with
           Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report
          (Exhibit 33.4) for Year End December 31, 2006.

      35.1 National City Home Loan Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2006.